Form 10-K405
period 2000-12-31
FIRST SECURITY AUTO GRANTOR TRUST 1998-A
filed 2001-03-23
CIK 1058010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                                     December 31, 2000
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

   The following table describes the current property of the Trust, and is a summary of the monthly reports filed previously on Form 8-K during 2000.

First Security Auto Grantor Trust 1998-A
Annual Summary of Monthly Statements for Certificateholders
Servicer: First Security Bank, N.A.

For the Period December 24, 1999 Through December 23, 2000
                                                                        Totals

(i)  Principal Distribution                                      92,290,424.35
          Class A  Amount                                        88,137,217.26
          Class B Amount                                          4,153,207.09

(ii)  Interest Distribution                                       8,375,148.72
          Class A  Amount                                         7,989,221.17
          Class B Amount                                            385,927.55

(iii)  Yield Supplement Amount                                             -

(iv)  Basic Servicing Fee                                         1,401,288.06

(v)  Class A Certificate Balance (end of Collection Period)      89,746,175.59
     Class A Pool Factor (end of Collection Period)                  0.1877064
     Class B Certificate Balance (end of Collection Period)       4,229,024.49
     Class B Pool Factor (end of Collection Period)                  0.1877064

(vi)  Total Pool Balance (end of Collection Period)              93,975,200.08

(vii)  Realized Losses for the Collection Period                  4,141,894.49

(viii)  Aggregate Defaulted Receivables for the Collection Period 5,431,621.75

(ix)  Amount otherwise distributable to Class B Certificateholders
         that is distributed to Class A Certificateholders                 -

(x)  Aggregate Purchase Amount of Receivables Repurchased
       by the Seller or purchased by Servicer                              -

(xi)  Advances made in respect of this Collection Period:           247,027.95
       Unreimbursed Advances on the Distribution Date:              247,027.95

(xii)  Reserve Account Balance after Giving Effect to Payments
       Made on Distribution Date                                 10,013,000.64

(xiii) (x) Excess of Class A Certificate Balance over Pool Balance         -
       (y) Excess of Class B Certificate Balance over amount by
              Pool Balance exceeds Class A Certificate Balance             -

   As a result of the operation of the Pooling and Servicing Agreement and the Yield Supplement Agreement, the distributions of principal and interest due to Certificateholders during 2000 have all paid in full and on time.

   The following table shows the credit quality of the Trust's portfolio of receivables in terms of delinquency and aggregate net loss data including: the number of such contracts and their percentage of the total loan pool; and the amount of such contracts and their percentage of the total loan pool.

As of December 31, 2000:                  Contracts            Amounts
Type                                       #       %               $       %
--------------------------------         ---   -----    ------------   -----
(i)       30 - 59 Days Delinquent        403   2.83%    3,066,215.83   3.26%
(ii)      60 - 89 Days Delinquent        122   0.86%      920,044.71   0.98%
(iii)     90 or More Days Delinquent      46   0.33%      372,046.96   0.40%
Total 30 or More Days Delinquent         571   4.02%    4,358,307.50   4.64%
Cumulative Aggregate Net Losses                         7,262,410.66   1.45%

Item 3. Legal Proceedings
   There were no material legal proceedings pending at December 31, 2000 that would have a materially adverse effect on the Trust, the Bank, the Trustee, or the Underwriters in the performance of their obligations to the holders and beneficial owners of the Certificates of the Trust.

Item 4. Submission of Matters to a Vote of Security Holders
   There were no matters submitted to a vote of Certificateholders in 2000.

Part II

Item 5. Market for Registrant's Common Equity and Related Security Holder
        Matters
   The holder of record of all the Certificates as of December 31, 2000, was Cede & Co., the nominee of The Depository Trust Company (DTC) in the United States. Direct participants active in the DTC system include securities brokers and dealers, banks, trust companies, and clearing corporations. The Certificates are not listed on any exchange.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
   None.

Part III

Item 10. Directors and Executive Officers
   Omitted per No-Action Letter dated March 21, 1989.

Item 11. Executive Compensation
   Omitted per No-Action Letter dated March 21, 1989.

Item 12. Security Ownership of Certain Beneficial Owners and Management
   (a) The holder of record of all of the Certificates as of December 31, 2000, was Cede & Co., the nominee of The Depository Trust Company (DTC) in the United States. Direct participants active in the DTC system include securities brokers and dealers, banks, trust companies, and clearing corporations.
   (b) and (c) Because the Trust does not have any directors or officers, and since the usual meaning of control is not applicable to the Trust, no response is made to subparagraphs (b) and (c) per No-Action Letter dated March 21, 1989.

Item 13. Certain Relationships and Related Transactions
   There have been no transactions during 2000 between the Trustee, the Trust, and/or the Bank that qualify for disclosure under Item 404 of Regulation S-K.
   During 2000, the Bank received a total of $1,401,288 in compensation for servicing the Trust portfolio. For its services to the Trust, the Trustee receives $5,000 for the first full year and $4,000 each year thereafter.

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

FIRST SECURITY AUTO GRANTOR TRUST 1998-A

By
FIRST SECURITY BANK, N.A.
(Seller and Servicer)


/s/ Brad D. Hardy                                         March 22, 2001
_______________________________________________________   ____________________
Brad D. Hardy                                             Date
Authorized Officer

Exhibit 99
FIRST SECURITY AUTO GRANTOR TRUST 1998-A
OFFICER'S CERTIFICATE

Kevin Wilson
Client Services Administrator
Bankers Trust Company
Corporate Trust & Agency Group
Four Albany Street, 10th Floor
New York, New York 10006

Dear Mr. Wilson:

   This letter serves as the Officer's Certificate according to Section 3.10 of the Pooling and Servicing Agreement dated April 14, 1998 for the First Security Auto Grantor Trust 1998-A.
   In accordance with Section 3.10:
   (i) a review of the activities First Security Bank, N.A. (the Bank) with respect to its servicing for the period of December 24, 1999 through December 23, 2000 and the performance of its obligations under this Agreement has been made under such officer's supervision; and
   (ii) to the best of such officer's knowledge, based on such review, the Bank has fulfilled all of its obligations under this Agreement throughout this period, and there are no known defaults of the Bank under the Pooling and Servicing Agreement.
   Please contact us if you have any questions.

Sincerely,


/s/ Brad D. Hardy                                         March 22, 2001
_______________________________________________________   ____________________
Brad D. Hardy                                             Date
Authorized Officer